Form 10-K
period 2004-12-31
BEAR STEARNS ASSET BACKED SECURITIES I TRUST 2004-BO1
filed 2005-03-30
CIK 1307172

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-113636-15


        Bear Stearns Asset Backed Securities I Trust
        Asset Backed Certificates
        Series 2004-BO1

     (Exact name of registrant as specified in its charter)


   New York                                         54-2162558
  (State or other jurisdiction of                   54-2162559
  incorporation or organization)                    54-2162560
                                                    (I.R.S. Employer
                                                    Identification No.)


   C/O Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 27.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GMAC Mortgage Corp, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GMAC Mortgage Corp, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GMAC Mortgage Corp, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns Asset Backed Securities I Trust
    Asset Backed Certificates
    Series 2004-BO1
    (Registrant)


  Signed: Bear Stearns Asset Backed Securities I, LLC as Depositor

  By:     Jeffrey Louis Verschleiser, President

  By: /s/ Jeffrey Louis Verschleiser, President

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Jeffrey Louis Verschleiser, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Bear Stearns Asset Backed Securities I Trust Asset Backed
     Certificates, Series 2004-BO1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Mortgage Corp as Servicer, Wells Fargo Bank, N.A. as
     Trustee.

     Date:  March 30, 2005

     /s/ Jeffrey Louis Verschleiser
     Signature

     President
     Title


  EX-99.1
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
125 High Street
Boston, MA 02110-1707
Telephone (617) 530 5000
Facsimile (617) 530 5001
www.pwc.com



Report of Independent Auditors


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.


Our examination identified certain instances of non compliance with USAP as it relates to Section I - Custodial Bank Accounts. Specifically, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. These instances of non compliance as well as management's remediation status are more fully described in management's assertion, which is set forth in Exhibit 1.



In our opinion, management's assertion that the Company complied with the aforementioned standards except for the instances of non compliance related to Section I - Custodial Bank Accounts as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP


March 18, 2005





  EX-99.2
(logo) GMAC Mortgage

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 18, 2005

As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP" except as follows:
Section I - Custodial Bank Accounts requires that reconciliations be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and reconciling items resolved within ninety (90) calendar days of their original identification.


Subsequent to the Company's servicing platform conversion that took place in January of 2004, and as a result of temporary reporting challenges resulting from this conversion, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification.


The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. The Company has subsequently, in 2005, remediated the resolution of reconciling items within 90 calendar days of original identification.


As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


GMAC Mortgage
Finance Department
4 Walnut Grove Drive
Horsham, PA 19044


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp



/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp


/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp


/s/ Jim Hillsman
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp





  EX-99.3
(logo) GMAC Mortgage


March 10, 2005



WELLS FARGO BANK
SABRENIA L. FIKE
9062 OLD ANNAPOLS ROAD
COLUMBIA, MD 21045

Re: Annual Officers Statement of Compliance
    Year Ending 2004
    GMACM Investor Agreement # 41163






We hereby certify to the best of our knowledge and belief, that for the calendar year 2004:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller / Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 60501H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.


Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Contract Administration
National Loan Administration Risk and Compliance


500 Enterprise Road
Suite 150
Horsham, PA 19044





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   CE                            12,722,933.03                  0.00                 0.00              38,978,893.63
   I-A-1                          2,167,064.75         56,207,236.24                 0.00             515,385,763.76
   I-A-2                            471,951.37                  0.00                 0.00             113,708,000.00
   I-A-3                            371,902.82                  0.00                 0.00              82,737,000.00
   II-A-1                         1,231,778.38         17,521,257.81                 0.00             287,843,742.19
   II-A-2                           141,470.62          1,946,838.30                 0.00              31,983,161.70
   M-1                              303,785.53                  0.00                 0.00              63,910,000.00
   M-2                               94,412.72                  0.00                 0.00              19,509,000.00
   M-3                              100,893.06                  0.00                 0.00              18,837,000.00
   M-4                               90,650.82                  0.00                 0.00              16,146,000.00
   M-5                              108,237.26                  0.00                 0.00              18,164,000.00
   M-6                              122,300.96                  0.00                 0.00              17,491,000.00
   M-7                               94,080.34                  0.00                 0.00              13,455,000.00
   M-8                              128,829.53                  0.00                 0.00              13,454,000.00
   M-9A                              94,785.81                  0.00                 0.00               9,082,000.00
   M-9B                              94,785.81                  0.00                 0.00               9,082,000.00
   R-1                                    0.00                  0.00                 0.00                       0.00
   R-2                                    0.00                  0.00                 0.00                       0.00
   R-3                                    0.00                  0.00                 0.00                       0.00